Form 10-K
GSAMP Trust 2006-S3
filed 2007-04-02
CIK 1359707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2006

           Commission file number of issuing entity: 333-132809-03

                              GSAMP Trust 2006-S3
          (Exact name of issuing entity as specified in its Charter)

                          GS Mortgage Securities Corp.
          (Exact name of depositor as specified in its Charter)

                        Goldman Sachs Mortgage Company
            (Exact name of sponsor as specified in its Charter)

                                                        REMIC I - 30-0361691
                    Delaware                           REMIC II - 32-0173988
           (State or other jurisdiction                  (I.R.S. Employer
         incorporation or organization                Identification Number)
               of issuing entity)                        of issuing entity)

          85 Broad Street
          New York, New York                                    10004
(Address of principal executive offices                     (Zip Code
         of issuing entity)                               of issuing entity)

            Telephone number, including area code of issuing entity:
                               (212) 902-1000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K or any amendment to this Form 10-K.         Not Applicable

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter.

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     None.

     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 1A.  Risk Factors.

     Not Applicable.

     ITEM 1B.  Unresolved Staff Comments.

     None.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     Not Applicable.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A.  Controls and Procedures.

     Not Applicable.

     ITEM 9A(T).  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

       Pursuant to a Form 12b-25 filed on March 2, 2007, Fremont General announced that it was delaying the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

       Fremont General also announced that, in light of the current operating environment for subprime mortgage lenders and recent legislative and regulatory events, Fremont intends to exit its subprime residential real estate lending business and that Fremont General's management and the board of directors are engaged in discussions with various parties regarding the sale of the business.

       In addition, according to the announcement Fremont General is analyzing, in connection with the preparation of Fremont General's consolidated financial statements as of and for the period ended December 31, 2006, the Federal Deposit Insurance Corporation's criticism with respect to Fremont General's methodology for determining the carrying value of Fremont General's residential real estate loans held for sale.

       In addition, on March 5, 2007, Moody's Investors Service, Inc. downgraded Fremont's residential primary servicer rating for subprime mortgage loans to "SQ4+" from "SQ3+" and placed such rating on review for possible further downgrade and on March 6, 2007, Fitch Ratings, Inc. downgraded Fremont's residential primary servicer rating for subprime mortgage loans to "RPS4" from "RPS3+" and placed such rating on "Watch Negative", indicating that further downgrades of such rating are possible.

     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Not Applicable.

     ITEM 14.  Principal Accounting Fees and Services.

     Not Applicable.

     Additional Disclosure Item For Regulation AB

     Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

     No single obligor represents 10% or more of the pool assets held by the issuing entity.

     Item 1114(b)(2) and Item 1115(b) of Regulation AB, Significant Enhancement Provider Information.

     None.

     Item 1117 of Regulation AB, Legal Proceedings.

       Pursuant to a Form 8-K filed on March 7, 2007 by Fremont General Corporation ("Fremont General"), the parent of one of the responsible parties, Fremont Investment & Loan ("Fremont"), Fremont General announced that it, Fremont and Fremont General's wholly owned subsidiary, Fremont General Credit Corporation, entered into a voluntary formal agreement, to be designated as a cease and desist order, with the Federal Deposit Insurance Corporation. According to the announcement, the cease and desist order requires, among other things, Fremont to cease and desist from the following:

       * Operating with management whose policies and practices are detrimental to Fremont;

       * Operating Fremont without effective risk management policies and procedures in place in relation to Fremont's brokered subprime mortgage lending and commercial real estate construction lending businesses;

       * Operating with inadequate underwriting criteria and excessive risk in relation to the kind and quality of assets held by Fremont;

       * Operating without an accurate, rigorous and properly documented methodology concerning its allowance for loan and lease losses;

       * Operating with a large volume of poor quality loans;

       * Engaging in unsatisfactory lending practices;

       * Operating without an adequate strategic plan in relation to the volatility of Fremont's business lines and the kind and quality of assets held by Fremont;

       * Operating with inadequate capital in relation to the kind and quality of assets held by Fremont;

       * Operating in such a manner as to produce low and unsustainable earnings;

       * Operating with inadequate provisions for liquidity in relation to the volatility of Fremont's business lines and the kind and quality of assets held by Fremont;

       * Marketing and extending adjustable-rate mortgage products to subprime borrowers in an unsafe and unsound manner that greatly increases the risk that borrowers will default on the loans or otherwise cause losses to Fremont, including (1) adjustable-rate mortgage products that qualify borrowers for loans with low initial payments based on an introductory rate that will expire after an initial period, without adequate analysis of the borrower's ability to repay at the fully indexed rate, (2) adjustable-rate mortgage products containing features likely to require frequent refinancing to maintain affordable monthly payment or to avoid foreclosure, and (3) loans or loan arrangements with loan-to-value ratios approaching or exceeding 100 percent of the value of the collateral;

       * Making mortgage loans without adequately considering the borrower's ability to repay the mortgage according to its terms;

       * Operating in violation of Section 23B of the Federal Reserve Act, in that Fremont engaged in transactions with its affiliates on terms and under circumstances that in good faith would not be offered to, or would not apply to, nonaffiliated companies; and

       * Operating inconsistently with the Federal Deposit Insurance Corporation's Interagency Advisory on Mortgage Banking and Interagency Expanded Guidance for Subprime Lending Programs.

       According to the announcement, the cease and desist order also requires Fremont to take a number of steps, including (1) having and retaining qualified management; (2) limiting Fremont General's and Fremont General Credit Corporation's representation on Fremont's board of directors and requiring that independent directors comprise a majority of Fremont's board of directors; (3) revising and implementing written lending policies to provide effective guidance and control over Fremont's residential lending function; (4) revising and implementing policies governing communications with consumers to ensure that borrowers are provided with sufficient information; (5) implementing control systems to monitor whether Fremont's actual practices are consistent with its policies and procedures; (6) implementing a third-party mortgage broker monitoring program and plan; (7) developing a five-year strategic plan, including policies and procedures for diversifying Fremont's loan portfolio; (8) implementing a policy covering Fremont's capital analysis on subprime residential loans: (9) performing quarterly valuations and cash flow analyses on Fremont's residual interests and mortgage servicing rights from itsresidential lending operation, and obtaining annual independent valuations of such interests and rights; (10) limiting extensions of credit to certain commercial real estate borrowers; (11) implementing a written lending and collection policy to provide effective guidance and control over Fremont's commercial real estate lending function, including a planned material reduction in the volume of funded and unfunded nonrecourse lending and loans for condominium conversion and construction as a percentage of Tier I capital; (12) submitting a capital plan that will include a Tier I capital ratio of not less than 14% of Fremont's total assets; (13) implementing a written profit plan; (14) limiting the payment of cash dividends by Fremont without the prior written consent of the Federal Deposit Insurance Corporation and the Commissioner of the California Department of Financial Institutions;
     (15) implementing a written liquidity and funds management policy to provide effective guidance and control over Fremont's liquidity position and needs; (16) prohibiting the receipt, renewal or rollover of brokered deposit accounts without obtaining a Brokered Deposit Waiver approved by the Federal Deposit Insurance Corporation; (17) reducing adversely classified assets; and (18) implementing a comprehensive plan for the methodology for determining the adequacy of the allowance for loan and lease losses.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

     Provided previously in the prospectus supplement of the Registrant relating to the issuing entity and filed pursuant to Rule 424 of the Securities Act of 1933, as amended.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

     a) See Exhibit 33 and Exhibit 34.

     b) Material instances of noncompliance:

        First American Real Estate Solutions of Texas, L.P. assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has identified a material instance of noncompliance with the servicing criterion set forth in Section 229.1122(d)(2)(vii)(B) of the CFR with respect to the Platform. Specifically, First American Real Estate Solutions of Texas, L.P. did not prepare reconciliations for all asset-backed securities related bank accounts within 30 calendar days after the bank statement cut-off date or such number of days specified in the transaction agreements.

     Item 1123 of Regulation AB, Servicer Compliance Statement.

     See Exhibit 35.

     PART IV

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

         (1) Not Applicable.

         (2) Not Applicable.

         (3)

             Exhibit 4 Pooling and Servicing Agreement dated as of April 1, 2006 among GS Mortgage Securities Corp., as depositor, Ocwen Loan Servicing, LLC, as servicer, Wells Fargo Bank, N.A. as a custodian, J.P. Morgan Trust Company, National Association, as a custodian, U.S. Bank National Association, as a custodian, and Deutsche Bank National Trust Company, as trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 12, 2006).

             Exhibit 31 Section 302 Certification.

             Exhibit 33.1 Ocwen Loan Servicing, LLC's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.2 Assurant Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.3 First American Real Estate Solutions of Texas, L.P.'s Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.4 Regulus Group LLC's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.5 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End
             December 31, 2006.

             Exhibit 33.6 Wells Fargo Bank, N.A.'s, Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.7 J.P. Morgan Trust Company, National
             Association's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.8 U.S. Bank National Association's Annual
             Report on Assessment of Compliance for Year End
             December 31, 2006.

             Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Ocwen Loan Servicing, LLC's Report (Exhibit 33.1) for Year End December 31, 2006.

             Exhibit 34.2 Attestation Report on Assessment of Compliance With Servicing Criteria for Assurant Inc.'s Report (Exhibit 33.2) for Year End December 31, 2006.

             Exhibit 34.3 Attestation Report on Assessment of Compliance With Servicing Criteria for First American Real Estate Solutions of Texas, L.P.'s Report (Exhibit 33.3) for Year End December 31, 2006.

             Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Regulus Group LLC's Report (Exhibit 33.4) for Year End December 31, 2006.

             Exhibit 34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Report (Exhibit 33.5) for Year End
             December 31, 2006.

             Exhibit 34.6 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A.'s, Report (Exhibit 33.6) for Year End December 31, 2006.

             Exhibit 34.7 Attestation Report on Assessment of Compliance with Servicing Criteria for J.P. Morgan Trust Company, National Association's Report (Exhibit 33.7) for Year End December 31, 2006.

             Exhibit 34.8 Attestation Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association's Report (Exhibit 33.8) for Year End December 31, 2006.

             Exhibit 35.1 Ocwen Loan Servicing, LLC's Annual Statement of Compliance for Year End December 31, 2006.

     (b) See (a) above.

     (c) Not Applicable.






                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               By: GS Mortgage Securities Corp.,
                                           as Depositor

                                      By:  /s/ Michelle Gill
                                           Michelle Gill
                                           Vice President


     Date: March 30, 2007







     EXHIBIT INDEX

     Exhibit Document

      4 Pooling and Servicing Agreement dated as of April 1, 2006 among GS Mortgage Securities Corp., as depositor, Ocwen Loan Servicing, LLC, as servicer, Wells Fargo Bank, N.A. as a custodian, J.P. Morgan Trust Company, National Association, as a custodian, U.S. Bank National Association, as a custodian, and Deutsche Bank National Trust Company, as trustee(incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 12, 2006).

      31   Section 302 Certification.

      33.1 Ocwen Loan Servicing, LLC's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.2 Assurant Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.3 First American Real Estate Solutions of Texas, L.P.'s Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.4 Regulus Group LLC's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.5 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.6 Wells Fargo Bank, N.A.'s, Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.7 J.P. Morgan Trust Company, National Association's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.8 U.S. Bank National Association's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Ocwen Loan Servicing, LLC's Report (Exhibit 33.1) for Year End December 31, 2006.

      34.2 Attestation Report on Assessment of Compliance With Servicing Criteria for Assurant Inc.'s Report (Exhibit 33.2) for Year End December 31, 2006.

      34.3 Attestation Report on Assessment of Compliance With Servicing Criteria for First American Real Estate Solutions of Texas, L.P.'s Report (Exhibit 33.3) for Year End December 31, 2006.

      34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Regulus Group LLC's Report (Exhibit 33.4) for Year End December 31, 2006.

      34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Report (Exhibit 33.5) for Year End December 31, 2006.

      34.6 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A.'s, Report (Exhibit 33.6) for Year End December 31, 2006.

      34.7 Attestation Report on Assessment of Compliance with Servicing Criteria for J.P. Morgan Trust Company, National Association's Report (Exhibit 33.7) for Year End December 31, 2006.

      34.8 Attestation Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association's Report
           (Exhibit 33.8) for Year End December 31, 2006.

      35.1 Ocwen Loan Servicing, LLC's Annual Statement of Compliance for Year End December 31, 2006.